Form 10-Q
period 2021-09-30
Waverley Capital Acquisition Corp. 1
filed 2021-11-15
CIK 1849580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number:
001-40748

WAVERLEY CAPITAL ACQUISITION CORP. 1
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1586578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1330 Avenue of the Americas
7
th
Floor
New York,
NY
10019
(Address of principal executive offices, including zip code)
(650)
308-9907
(Registrant’s telephone number, including
area
code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable public warrant	WAVCU	New York Stock Exchange
Class A ordinary shares, $0.0001 par value	WAVC	New York Stock Exchange
Warrants, each whole public warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	WAVCW	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes    ☒  No  ☐
As of November 15, 2021, 21,487,039 Class A ordinary shares, par value $0.0001 per share (the “
Class
 A Ordinary Shares
”), and 5,371,760 Class B ordinary shares, par value $0.0001 per share (the “
Class
 B Ordinary Shares
” or the “
Founder Shares
”), were issued and outstanding.

WAVERLEY CAPITAL ACQUISITION CORP. 1
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I —FINANCIAL INFORMATION	1

Item 1 . Interim Financial Statements.	1

Condensed Balance Sheets as of September 30, 2021 (Unaudited)	1

Condensed Statements of Operations for the three months ended September 30, 2021 (Unaudited) and for the period from March 1, 2021 (inception) to September 30, 2021 (Unaudited)	2

Condensed Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2021 (Unaudited) and for the period from March 1, 2021 (inception) to September 30, 2021 (Unaudited)	3

Condensed Statement of Cash Flows for the period from March 1, 2021 (inception) to September 30, 2021 (Unaudited)	4

Notes to Condensed Financial Statements (Unaudited)	5

Item 2 . Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 . Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 . Controls and Procedures	20

PART II —OTHER INFORMATION	21

Item 1 . Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2 . Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 . Defaults Upon Senior Securities	22

Item 4 . Mine Safety Disclosures	22

Item 5 . Other Information	22

Item 6 . Exhibits	23

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Balance Sheet as of September 30, 2021 (Unaudited)

September 30, 2021
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,648,811
Prepaid expenses	718,744

Total current assets	2,367,555
Investments held in the Trust Account	214,871,489

Total assets	$217,239,044

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$78,063

Total current liabilities	78,063
Deferred underwriting compensation	7,520,462

Total liabilities	7,598,525
Commitments and contingencies (Note 7):
Class A ordinary shares subject to possible redemption; 21,487,039 (at redemption value of $10.00 per share)	214,870,390
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value each; 500,000,000 shares authorized; none issued and outstanding (excluding 21,487,039 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value each; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	—
Accumulated deficit	(5,230,446)

Total shareholders’ deficit	(5,229,871)

Total liabilities and shareholders’ deficit	$217,239,044

(1)	Includes an aggregate of up to 378,240 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
The accompanying notes are an integral part of the condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from March 1, 2021 (inception) to September 30, 2021 (Unaudited)

	For the Three Months Ended September 30, 2021	For the Period from March 1, 2021 (Inception) through September 30, 2021
EXPENSES
Administration fee - related party	20,000	20,000
General and administrative	83,311	101,085

TOTAL EXPENSES	103,311	121,085

OTHER INCOME (EXPENSES)
Investment income from the Trust Account	1,099	1,099

TOTAL OTHER INCOME	1,099	1,099

Net loss	$(102,212)	$(119,986)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	8,479,892	3,662,676

Basic and diluted net loss per share of Class A Ordinary Shares	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	5,662,717	5,712,300

Basic and diluted net loss per share of Class B Ordinary Shares	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Changes in Shareholders’ Equity for the three months ended
September 30, 2021 and for the period from March 1, 2021 (inception) to September 30, 2021 (Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-In Capital	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount		Deficit	Deficit
Balance as of March 1, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(12,109)	(12,109)

Balance as of March 31, 2021	—	—	5,750,000	575	24,425	(12,109)	12,891
Net loss	—	—	—	—	—	(5,665)	(5,665)

Balance as of June 30, 2021	—	—	5,750,000	575	24,425	(17,774)	7,226
Sale of Units in Public Offering, net of offering costs	21,487,039	2,149	—	—	202,138,540	—	202,140,689
Proceeds from Private Placement Warrants	—	—	—	—	7,297,408	—	7,297,408
Accretion of Class A ordinary shares to redemption value	(21,487,039)	(2,149)	—	—	(209,460,373)	(5,110,460)	(214,572,982)
Net loss	—	—	—	—	—	(102,212)	(102,212)

Balance as of September 30, 2021	—	$—	5,750,000	$575	$—	$(5,230,446)	$(5,229,871)

(1)	Includes an aggregate of up to 378,240 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
The accompanying notes are an integral part of the condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statement of Cash Flows for the period from March 1, 2021 (Inception) through September 30, 2021
(unaudited)

Cash Flows From Operating Activities:
Net loss	$(119,986)
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on treasury securities held in the Trust Account	(1,099)
Changes in operating assets and liabilities:
Prepaid expenses	(718,744)
Accounts payable and accrued expenses	118,308

Net Cash Used In Operating Activities	(721,521)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	(214,870,390)

Net Cash Used In Investing Activities	(214,870,390)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	210,572,982
Sale of Private Placement Warrants to the Sponsor	7,297,408
Proceeds from the Sponsor promissory note	170,000
Repayment of the Sponsor promissory note	(170,000)
Repayment of the related party advances	(15,245)
Payment of offering costs	(614,423)

Net Cash Provided By Financing Activities	217,240,722

Net change in cash and cash equivalents	1,648,811
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$1,648,811

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$7,520,462

Deferred offering costs in exchange for Class B ordinary shares to Sponsor	$25,000

Expenses paid by related parties on behalf of the Company	$15,245

The accompanying notes are an integral part of the condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Notes to Condensed Financial Statements (Unaudited)
Note 1 — Description of Organization and Business Operations and Going Concern
Waverley Capital Acquisition Corp. 1 (the “Company”) was incorporated in the Cayman Islands on March 1, 2021. The Company was incorporated for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on August 19, 2021. On August 24, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 4,666,667 warrants (the “Private Placement Warrants”) to WCAC1 Sponsor LLC (the “Sponsor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $7,000,000.
On September 3, 2021, the Company consummated the closing of the sale of 1,487,039 additional units of the Company’s Class A ordinary shares, $0.0001 par value at a price of $10.00 per unit (the “Units”) upon receiving notice of the underwriters’ election to partially exercise their overallotment option (
“
Overallotment Units
”
), generating additional gross proceeds of $14,870,390. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 198,272 Private Placement Warrants to WCAC1 Sponsor LLC, a Cayman Islands limited partnership (the “Sponsor”), generating gross proceeds of $297,408.
Transaction costs amounted to $12,432,293 consisting of $4,297,408 of underwriting fees, $7,520,462 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “
Trust Account
”) and $614,423 of costs related to the Initial Public Offering. Cash of $1,648,811 was held outside of the Trust Account on September 30, 2021 and was available for working capital purposes. As described in Note 5, the $7,520,462 deferred underwriting fees are contingent upon the consummation of the Business Combination by August 24, 2023.
Following the closing of the Initial Public Offering on August 24, 2021 and the partial exercise of the underwriters’ overallotment, an amount of $214,870,390 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.”
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.
The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-business
combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

If the Company has not completed a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management believes that the funds which the Company has available following the completion of the Initial Public Offering and partial exercise of the underwriters’ overallotment, including the working capital of $2.3 million at September 30, 2021, will enable it to sustain operations for a period of at least one-year from
the issuance date of these condensed financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Restatement of Financial Statements
The Company has followed Accounting Standards Codification (“
ASC
”) Topic 480 “
Distinguishing Liabilities from Equity
” in accounting for the redeemable shares of Class A Ordinary Shares. This included recording the redeemable shares of Class A Ordinary Shares in temporary equity on the balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Class A Ordinary Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.
In September 2021, the SEC communicated its view that classification of $5,000,001 in permanent equity was not appropriate and that all public shares should be reclassified as temporary equity as redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity.
This is a change from the Company’s previous accounting practice whereby as noted above it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Class A Ordinary Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.
The Company restated its financial statements to classify all Class A
Ordinary Shares
as temporary equity and for any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be presented outside of permanent equity.
The impact on previously issued financial statements is presented below.

	As previously reported	Adjustments	As restated
August 24, 2021 balance sheet (Form 8-K)
Temporary equity	190,390,300	9,609,700	200,000,000
Shareholders’ equity
Class A ordinary shares	96	(96)	—
Class B ordinary shares	575	—	575
Additional paid in capital	5,019,606	(5,019,606)	—
Accumulated deficit	(20,274)	(4,589,998)	(4,610,272)
Total shareholders’ deficit	5,000,003	(9,609,700)	(4,609,697)
Shares subject to possible redemption	19,039,030	960,970	20,000,000
Note 3 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of March 6, 2021 filed with the SEC on the Registration Statement on Form
S-1
(File
No. 333-254842)
(the “Registration Statement”). In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2021 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2021 and the period from March 1, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the balance sheet in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021. As of September 30, 2021, the Company has cash of $1,648,811.
Cash and investments held in Trust Account
At September 30, 2021, the Company had $214.9 million in cash and investments held in the Trust Account.
Offering Costs associated with an Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“
SAB
”) Topic 5A, “
Expenses of Offering
.” Offering costs of $624,831 consist principally of costs incurred in connection with formation of the Company and preparation for the Initial Public Offering. These costs, together with the underwriter discount of $11,817,870, were charged to additional paid-in
capital upon completion of the Initial Public Offering. Total offering costs in connection with the Initial Public Offering were $12,432,293.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Class A ordinary shares subject to possible redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of September 30, 2021, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.
Net loss per ordinary share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 15,075,000 Class A ordinary shares in the aggregate.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from March 1, 2021 (inception) September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(61,286)	$(40,926)	$(46,877)	$(73,109)
Denominator:
Basic and diluted weighted average shares outstanding	8,479,892	5,662,717	3,662,676	5,712,300
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.
Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs: Significant inputs into the valuation model are unobservable.
The Company does not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature. Investments held in the Trust Account are Level 1 assets.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity
(Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.
Note 4 — Initial Public Offering
In the Public Offering, the Company sold 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000, and incurring offering costs of $11,614,423, inclusive of $7,000,000 in deferred underwriting commissions.
Each Unit consists of one share of the Company’s Class A ordinary share, $0.0001 par value, and one-third
of one warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary share at a price of $11.50 per share. Only whole warrants are exercisable. No fractional shares will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such Class A ordinary shares are registered, qualified or exempt from registration under the securities or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days the closing of a Business Combination, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the shares of the Company’s ordinary shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.
On September 3, 2021, the Company consummated the closing of the sale of 1,487,039 additional units of the Company’s Class A ordinary shares upon receiving notice of the underwriters’ election to partially exercise their overallotment option generating additional gross proceeds of $14,870,390 and incurred additional offering costs of $817,870 in underwriting fees.
Note 5 — Private Placement
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 4,666,667 warrants (the “Private Placement Warrants”) to WCAC1 Sponsor LLC (the “Sponsor”) and an anchor investor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $7,000,000.
A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.
The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.
Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 198,272 Private Placement Warrants to the Sponsor generating gross proceeds of $297,408.
Note 6 — Related Party Transactions
Founder Shares
During the period ended June 30, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a capital contribution of $25,000 that was paid by the Sponsor for formation and deferred offering costs. In July 2021, the Sponsor forfeited 2,875,000 Founder Shares, resulting in the Sponsor continuing to hold 5,750,000 Founder Shares. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On September 3, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 1,487,039 Units. In October 2021, the Sponsor forfeited 378,240 Class B ordinary shares, resulting in 5,371,760 Class B ordinary shares outstanding at the time of forfeiture.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Advances from Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. During the period, March 1, 2021 (inception) through August 24, 2021, the related party paid $15,245 of operating expenses on behalf of the Company. As of September 30, 2021, the balance due to the related party was paid in full.
Promissory Note — Related Party
On March 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Public Offering. The Company borrowed an aggregate of $170,000 pursuant to the promissory note. As of September 30, 2021, there was no amounts outstanding under the Promissory Note.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period ended September 30, 2021, the Company recorded $20,000 in management fees. As of September 30, 2021, this amount remained outstanding and is included in accounts payable and accrued expenses on the condensed balance sheet.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.
Note 7 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Proposed Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that no sales of these securities will be effected until after the expiration of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company will grant the underwriters a
45-day
option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.
The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate (or $4,600,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate (or $8,050,000 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement.
On September 3, 2021, the Company consummated the closing of the sale of 1,487,039 additional units of the Company’s Class A ordinary shares upon receiving notice of the underwriters’ election to partially exercise their overallotment option generating additional gross proceeds of $14,870,390 and incurred additional offering costs of $817,870 in underwriting fees.
Note 8 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 21,487,039 Class A ordinary shares subject to possible redemption that are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 750,000 Class B ordinary shares are subject to forfeiture as a result of the partial exercise of the underwriters’ over-allotment option that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On September 3, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 1,487,039 Units. In October 2021, the Sponsor forfeited 378,240 Class B ordinary shares, resulting in 5,371,760 Class B ordinary shares outstanding at the time of forfeiture.
Only holders of the Class B ordinary shares will have the right to vote on the appointment and removal of directors and to continue our company in a jurisdiction outside the Cayman Islands (including, but not limited to, approval of the organizational documents of our company in such other jurisdiction), in each case by way of ordinary resolution, prior to our initial business combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders’ agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which of Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.
Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of a Business Combination, and to maintain the effectiveness of such post-effective amendment or registration statement and a current prospectus relating thereto until the warrants expire or, in the case of the Public Warrants only, are redeemed, as specified in the public or private warrant agreements, as applicable; provided that if the Class A ordinary shares are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, but the Company will use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available. In the case of public Warrants only, if such post-effective amendment or registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, holders of the Public Warrants may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of Public Warrants.
Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each Public Warrant holder; and

•
if, and only if, the last reported sale price of the Class A ordinary shares has been at least $18.00 per share (subject to adjustment in compliance with the public warrant agreement) for any ten (10) trading days within the twenty (20) trading day period ending on the third (3 rd
) trading day prior to the date on which notice of such redemption is given to the public warrant holders.

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a current prospectus relating

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

to those Class A ordinary shares is available throughout the
30-day
redemption period or the Company elected to require the exercise of the Public Warrants on a “cashless basis” as described below. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In determining whether to require all holders to exercise their Public Warrants on a “cashless basis”, the Company’s management will consider, among other factors, its cash position, the number of Public Warrants that are outstanding and the dilutive effect on the Company’s shareholders of issuing the maximum number of Class A ordinary shares issuable upon the exercise of the Public Warrants. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Public Warrants, multiplied by the excess of the “fair market value” (as defined below) of the Class A ordinary shares over the exercise price of the Public Warrants by (y) the “fair market value.” Solely for purposes of this paragraph, the “fair market value” means the volume-weighted average closing price of the Class A ordinary shares as reported for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
and will be exercisable at the election of the holder on a “cashless basis.”
Neither the Private Placement Warrants nor Public Warrants contain any provisions that change dependent upon the characteristics of the holder of the warrant.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than below that would have required adjustment or disclosure in the financial statements. In October 2021, the Sponsor forfeited 378,240 Class B ordinary shares, resulting in 5,371,760 Class B ordinary shares outstanding at the time of forfeiture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “
Company
,” “
Waverley Capital Acquisition Corp. 1
,” “
our
,” “
us
” or “
we
” refer to Waverley Capital Acquisition Corp. 1, references to “
management
” or “
management team
” refer to the Company’s officers and directors and references to the “
Sponsor
” refer to WCAC1 Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q
(this “
Quarterly Report
”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor created thereby. The Company has based these forward-looking statements on management’s current expectations, projections and forecasts about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other filings with the SEC. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.
Overview
We are a blank check company incorporated in the Cayman Islands on March 1, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our share capital, debt or a combination of cash, share capital and debt.
We expect to continue to incur significant costs in the pursuit of a Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues through September 30, 2021. All activity for the period from March 1, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net loss of $102,212, which consists of operating costs of $103,311 offset by interest income on investments held in the Trust Account of $1,099.

For the period from March 1, 2021 (inception) through ended September 30, 2021, we had a net loss of $119,986, which consists of operating costs of $121,078, offset by interest income on investments held in the Trust Account of $1,099.
Liquidity and Capital Resources
On August 24, 2021, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000 as described in Note 3 to the condensed financial statements. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement transaction to the Sponsor, generating gross proceeds of $7,000,000 as described in Note 4 to the condensed financial statements.
On September 3, 2021, the Company consummated the sale of 1,487,039 Units pursuant to the underwriters’ exercise of their
45-day
over-allotment option to purchase up to an additional 3,000,000 Units (the “
Over-Allotment Units
”). Such Over-Allotment Units were sold at $10.00 per Unit, generating gross proceeds of $14,870,390. Substantially concurrently with the closing of the sale of the Over-Allotment Units, the Company consummated the private sale of an additional 198,272 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $297,408 (together with the sale of the Over-Allotment Units, the “
Over-Allotment Closing
”).
Following the Initial Public Offering, the sale of the Private Placement Warrants and the Over-Allotment Closing, a total of $214,870,390 was placed in the Trust Account. We incurred $12,432,293 in costs related to the Initial Public Offering, consisting of $4,297,408 of underwriting fees, $7,520,462 of deferred underwriting fees and $614,423 of other offering costs.
For the period from March 1, 2021 (inception) to September 30, 2021, cash used in operating activities was $721,521. Net loss of $119,986 was affected by interest earned on investments held in the Trust Account of $1,099 and changes in operating assets and liabilities provided $(600,436) of cash for operating activities.
As of September 30, 2021, we had investments held in the Trust Account of $214,871,489 (including $1,099 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $1,648,811 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrant.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of the Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance
Sheet Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a sum of $20,000 per month for office space and secretarial and administrative services. We began incurring these fees on August 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.
The underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $7,520,462 in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the critical accounting policies set forth below.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of September 30, 2021, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Net Income (Loss) Per Ordinary Share
We apply the
two-class
method in calculating net income (loss) per ordinary share. Earnings and losses are shared pro rata between the two classes of shares.

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No.
2020-6, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)”
and “
Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-6
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-6
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU
2020-6
effective as of January 1, 2021. The adoption of ASU
2020-6
did not have an impact on our financial statements.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the restatement described in Note 2 to our financial statements. Management has concluded that in light of the SEC’s recent interpretation, it will change its accounting related to complex financial instruments, specifically the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet and statement of cash flows. Because the Class A ordinary shares issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering.
To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the period from July 1, 2021 through September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the additional risks described below. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.
In connection with the recent restatement of our audited balance sheet, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements included in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 6, 2021, the Sponsor paid $25,000 to cover certain of our offering and formation costs in consideration of 8,625,000 Class B ordinary shares, par value $0.0001 each. On July 28, 2021, the Sponsor forfeited 2,875,000 Class B ordinary shares, resulting in the Sponsor continuing to hold 5,750,000 Class B ordinary shares, or approximately $.005 per share. Of the 5,750,000 Class B Ordinary Shares outstanding, up to 750,000 Class B Ordinary Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters in the Initial Public Offering, so that the number of the Class B Ordinary Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares after the consummation of the Initial Public Offering. The underwriters partially exercised their over-allotment option on September 3, 2021 and, as a result, 378,240 Class B Ordinary Shares were forfeited. The Class B Ordinary Shares were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
On August 24, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units. Each Unit consists of one Class A Ordinary
Share and one-third of one
redeemable Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per unit, generating gross proceeds of $200,000,000 to the Company. Evercore Group L.L.C. and Morgan Stanley & Co. LLC acted as joint book-running managers for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on August 19, 2021.

Concurrently with the consummation of the Initial Public Offering, the Company consummated the private placement of an aggregate of 4,666,667 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $7,000,000 to the Company. The Private Placement Warrants are identical to the Public Warrants included as part of the units sold in the Initial Public Offering, except that: (a) prior to our initial business combination, only holders of the Founder Shares have the right to vote on the appointment and removal of directors and to continue our company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of our company in such other jurisdiction), in each case by way of ordinary resolution; (b) the Founder Shares are subject to certain transfer restrictions, as described in the Registration Statement; (c) the Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to (i) waive, to the extent such exist, their redemption rights with respect to their Founder Shares (ii) to waive, to the extent such exist, their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or during any extended time that we have to consummate a business combination beyond 24 months as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “
Extension Period
”) or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares; and (iii) waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if we fail to consummate an initial business combination within 24 months from the closing of the Initial Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (d) the Founder Shares will automatically convert into our Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof as described herein; and (e) the Founder Shares are entitled to registration rights. If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution for such business combination under Cayman Islands law, or such higher approval threshold as may be required by Cayman Islands law, and pursuant to our amended and restated memorandum and articles of association. In such case, the Sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial business combination. No underwriting discounts or commissions were paid with respect to the private placement of the Private Placement Warrants to the Sponsor. The issuance and sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Use of Proceeds
Of the gross proceeds received from the sale of the Units and the Private Placement Warrants in the Initial Public Offering and the sale of the Over-Allotment Units and the Private Placement Warrants in the Over-Allotment Closing, $214,870,390 was placed in the Trust Account, comprised of $210,572,982 of the proceeds from the Initial Public Offering and the Over-Allotment Closing (which amount includes $7,520,462 of the underwriting deferred discounts and commissions) and $4,297,408 of the proceeds from the sale of the Private Placement Warrants. The Company paid a total of $4,297,408 in underwriting discounts and commissions and $614,423 for other costs and expenses related to the Initial Public Offering and the Over-Allotment Closing.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Waverley Capital Acquisition Corp. 1 (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

4.1	Specimen Unit Certificate (incorporated by reference as Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-254842) filed with the Securities and Exchange Commission on March 30, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference as Exhibit 4.2 to the Registration Statement on Form S-1/A (File No. 333-254842) filed with the Securities and Exchange Commission on August 2, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference as Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-254842) filed with the Securities and Exchange Commission on August 2, 2021).

4.4	Public Warrant Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

4.5	Private Warrant Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.1	Investment Management Trust Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.2	Registration and Shareholder Rights Agreement, dated as of August 19, 2021, by and among Waverley Capital Acquisition Corp. 1, WCAC1 Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.3	Private Placement Warrants Purchase Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and WCAC1 Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.4	Letter Agreement, dated as of August 19, 2021, by and among Waverley Capital Acquisition Corp. 1, WCAC1 Sponsor LLC and Waverley Capital Acquisition Corp. 1’s executive officers and directors (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.5	Administrative Support Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and WCAC1 Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.6	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Edgar Bronfman, Jr. (incorporated by reference to Exhibit 10.6 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.7	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Daniel Leff (incorporated by reference to Exhibit 10.7 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.8	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Alan Henricks (incorporated by reference to Exhibit 10.8 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.9	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and David Gandler (incorporated by reference to Exhibit 10.9 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.10	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Jeff Bewkes (incorporated by reference to Exhibit 10.10 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.11	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Chris Silbermann (incorporated by reference to Exhibit 10.11 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

10.12	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Alfred Osborne (incorporated by reference to Exhibit 10.12 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document—this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

***	Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVERLEY CAPITAL ACQUISITION CORP. 1

Date: November 15, 2021	By:	/s/ Daniel Leff
		Name:	Daniel Leff
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Alan Henricks
		Name:	Alan Henricks
		Title:	Chief Financial Officer (Principal Financial Officer)