Form 10-Q
period 2022-03-31
Waverley Capital Acquisition Corp. 1
filed 2022-05-16
CIK 1849580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number:
001-40748

WAVERLEY CAPITAL ACQUISITION CORP. 1
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-1586578 (I.R.S. Employer Identification No.)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of
May 16, 2022
, 21,487,039 Class A ordinary shares, par value $0.0001 per share (the “
Class
 A Ordinary Shares
”), and 5,371,760 Class B ordinary shares, par value $0.0001 per share (the “
Class
 B Ordinary Shares
” or the “
Founder Shares
”), were issued and outstanding.

WAVERLEY CAPITAL ACQUISITION CORP. 1
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Balance Sheet

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,551,179	$1,595,984
Prepaid expenses	381,828	386,448

Total Current Assets	1,933,007	1,982,432
Investments held in the Trust Account	214,897,667	214,876,029
Other assets	140,176	233,926

Total Assets	$216,970,850	$217,092,387

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$300,083	$131,292
Due to related party	3,575	—

Total Current Liabilities
Deferred underwriting compensation	7,520,462	7,520,462

Total liabilities	7,824,120	7,651,754
COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A ordinary shares subject to possible redemption; 21,487,039 shares (at $10.00 per share)	214,870,390	214,870,390
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 21,487,039 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,371,760 shares issued and outstanding	537	537
Additional paid-in capital	—	—
Accumulated deficit	(5,724,197)	(5,430,294)

Total Shareholders’ Deficit	(5,723,660)	(5,429,757)

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$216,970,850	$217,092,387

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statement of Operations
(UNAUDITED)

		For the
		Period
		From
		March 3, 2021
	For the Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
EXPENSES
Administration fee - related party	$60,000	$—
General and administrative	255,541	12,109

TOTAL EXPENSES	315,541	12,109

OTHER INCOME
Income earned on investments held in Trust Account	21,638	—

TOTAL OTHER INCOME	21,638	—

Net loss	$(293,903)	$(12,109)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	21,487,039	—

Basic and diluted net loss per share of Class A Ordinary Shares	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Class B Ordinary Shares (1)	5,371,760	5,000,000

Basic and diluted net loss per share of Class B Ordinary Shares	$(0.01)	$(0.00)

(1)
Weighted average Class B shares as of March 31, 2021 excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statement of Changes in Shareholders’ (Deficit) Equity
(UNAUDITED)
For the Three Months ended March 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,731,760	$537	$—	$(5,430,294)	$(5,429,757)
Net loss	—	—	—	(293,903)	(293,903)

Balance as of March 31, 2022	5,731,760	$537	$—	$(5,724,197)	$(5,723,660)

For the Three Months ended March 31, 2021

	Class B		Additional
	Ordinary Shares (1)		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 1, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(12,109)	(12,109)

Balance as of March 31, 2021	5,750,000	$575	$24,425	$(12,109)	$12,891

(1)
Weighted average Class B shares as of March 31, 2021 includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Cash Flows
(UNAUDITED)

		For the
		Period
		From
		March 1, 2021
	For the Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(293,903)	$(12,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(21,638)	—
Changes in operating assets and liabilities:
Prepaid expenses	98,370	—
Accounts payable and accrued expenses	168,791	12,109
Due to related party	3,575

Net Cash Used In Operating Activities	(44,805)	—
Cash Flows From Financing Activities:
Proceeds from Sponsor note	—	170,000

Cash Flows Provided by Financing Activities	—	170,000
Net change in cash	(44,805)	170,000
Cash at beginning of period	1,595,984	—

Cash at end of period	$1,551,179	$170,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$325,490

Deferred offering costs in exchange for Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $12,432,293 consisting of $4,297,408 of underwriting fees, $7,520,462 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $614,423 of costs related to the Initial Public Offering. Cash of $1,551,179 was held outside of the Trust Account on March 31, 2022 and was available for working capital purposes. As described in Note 5, the $7,520,462 deferred underwriting fees are contingent upon the consummation of the Business Combination by August 24, 2023.
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

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

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
The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit (
$10.00).

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

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
Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the condensed financial statements are issued and therefore substantial doubt has been alleviated.
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
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Busin
e
ss Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“
US GAAP
”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on the Form
10-K.
In the opinion of the Company’s management, these unaudited financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

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
Use of Estimates
The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company has cash of $1,551,179 and $1,595,984, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Cash and investments held in Trust Account
At March 31, 2022 and December 31, 2021, the Company had $214.9 million in cash and investments held in the Trust Account.
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
Distinguishing Liabilities from Equity
”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of March 31, 2022 and December 31, 2021, 21,487,039
Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company did not make any adjustments to the redemption value of the Class A ordinary shares. The amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table.

Gross Proceeds	$214,870,390
Less:
Proceeds allocated to Public Warrants	(4,834,702)
Class A ordinary shares issuance costs	(12,432,293)
Plus:
Remeasurement of carrying value to initial redemption value	17,266,995

Class A ordinary shares subject to possible redemption	$214,870,390

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three months	For the Period From
	ended	March 1, 2021 (inception)
	March 31,	Through March 31,
	2022	2021
Class A Ordinary shares
Numerator: Loss allocable to Class A ordinary shares	$(235,122)	$—
Denominator: Basic and diluted weighted average shares outstanding	21,487,039	—

Basic and diluted net loss per share, Class A Common Stock	$(0.01)	$—

Class B Ordinary shares
Numerator: Loss allocable to Class B ordinary shares	$(58,781)	(12,109)
Denominator: Basic and diluted weighted average shares outstanding	5,371,760	5,000,000

Basic and diluted net loss per share, Class B Common Stock	$(0.01)	(0.00)

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
on January 1, 2022 and the adoption did not have a material effect on the condensed financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note 3 — Initial Public Offering
In the Public Offering, the Company sold 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000, and incurring offering costs of $12,432,293, inclusive of $7,520,462 in deferred underwriting commissions.
Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-third
of one warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50. No fractional shares will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s ordinary shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.
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

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Advances from Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. During the three months ended March 31, 2022, the related party paid $3,575 of operating expenses on behalf of the Company. As of March 31, 2022 and December 31, 2021, the outstanding balance due to the related party was $3,575 and $0, respectively.
Promissory Note — Related Party
On March 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed an aggregate of $170,000 pursuant to the promissory note and was repaid in connection with the IPO. As of March 31, 2022 and December 31, 2021, there was no amounts outstanding under the Promissory Note.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recorded $60,000 in service fees. As of March 31, 2022 and December 31, 2021, $140,000 and $80,000, respectively, remained outstanding and is included in accounts payable and accrued expenses on the condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

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
Note 7 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 21,487,039 Class A ordinary shares subject to possible redemption that are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. The Sponsor initially purchased 8,625,000. In July and October 2021, the Sponsor forfeited 2,875,000 and 378,240 Class B ordinary shares, respectively. As of March 31, 2022 and December 31, 2021, there were 5,371,760 Class B ordinary shares outstanding.
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

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

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

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

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
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than below that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues through March 31, 2022. All activity for the period from March 1, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $293,903, which consists of operating costs of $315,541 offset by interest income on investments held in the Trust Account of $21,638.
For the period from March 1, 2021 (inception) through ended March 31, 2021, we had a net loss of $12,109, which consists solely of operating costs of $12,109.

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
For the three months ended March 31, 2022, cash used in operating activities was $44,805. Net loss of $293,903 was affected by interest earned on investments held in the Trust Account of $21,638 and changes in operating assets and liabilities provided $270,736 of cash for operating activities.
For the period from March 1, 2021 (inception) to March 31, 2021, cash used in operating activities was $0. Net loss of $12,109 was affected by changes in operating assets and liabilities provided $12,109 of cash for operating activities.
As of March 31, 2022, we had investments held in the Trust Account of $214,897,667 (including $27,277 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $1,551,179 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of March 31, 2022, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Net Loss Per Ordinary Share
We apply the
two-class
method in calculating net loss per ordinary share. Earnings and losses are shared pro rata between the two classes of shares.
Recent Accounting Standards
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 4. Controls and Procedures.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As we previously identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”), our principal executive officer and principal financial and accounting officer concluded that during the period covered by our 2021 Annual Report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the restatement described in Note 2 to our financial statements in the September 30, 2021 Form 10-Q filed on November 15, 2021. Management concluded that in light of the SEC’s recent interpretation, it will change its accounting related to complex financial instruments, specifically the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet and statement of cash flows. Because the Class A ordinary shares issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the company’s control, we should have classified all of these redeemable shares as temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of our IPO. Collectively, we refer to the above as the “Fourth Quarter Material Weakness.”
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In this period, to continue to address the Fourth Quarter Material Weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the company, and with financial advisors specific to significant instruments. Based on these measures, management believes that the control deficiencies identified in relation to the Fourth Quarter Material Weakness will be remediated in a timely manner as the revised controls will need to operate for a sufficient period of time for management to test that they are designed and operating effectively before the Fourth Quarter Material Weakness will be considered remediated. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue relating to the Fourth Quarter Material Weakness, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART

II-OTHER

INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in our annual report on Form

10-K

for the fiscal year ended December 31, 2021, filed with the Securities Exchange Commission (the “
SEC
”) on March 29, 2022. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Waverley Capital Acquisition Corp. 1 (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document-this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

WAVERLEY CAPITAL ACQUISITION CORP. 1

Date: May 16, 2022	By:	/s/ Daniel Leff
		Name:	Daniel Leff
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Alan Henricks
		Name:	Alan Henricks
		Title:	Chief Financial Officer (Principal Financial Officer)