Form 10-Q
period 2022-06-30
Waverley Capital Acquisition Corp. 1
filed 2022-08-12
CIK 1849580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 1
1
, 2022,
21,487,039 Class A ordinary shares, par value $0.0001 per share (the “
Class
 A Ordinary Shares
”), and 5,371,760 Class B ordinary shares, par value $0.0001 per share (the “
Class
 B Ordinary Shares
” or the “
Founder Shares
”), were issued and outstanding.

WAVERLEY CAPITAL ACQUISITION CORP. 1
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,311,341	$1,595,984
Prepaid expenses	440,309	386,448

Total Current Assets	1,751,650	1,982,432
Investments held in the Trust Account	215,187,822	214,876,029
Other assets	45,746	233,926

Total Assets	$216,985,218	$217,092,387

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$313,506	$131,292

Total Current Liabilities	313,506	131,292
Deferred underwriting compensation	7,520,462	7,520,462

Total liabilities	7,833,968	7,651,754
COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A ordinary shares subject to possible redemption; 21,487,039 shares	215,187,822	214,870,390
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 21,487,039 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,371,760 shares issued and outstanding	537	537
Additional paid-in capital	—	—
Accumulated deficit	(6,037,109)	(5,430,294)

Total Shareholders’ Deficit	(6,036,572)	(5,429,757)

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ deficit	$216,985,218	$217,092,387

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 1, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
EXPENSES
Administration fee—related party	$60,000	$—	$120,000	$—
General and administrative	225,635	5,665	481,176	17,774

TOTAL EXPENSES	285,635	5,665	601,176	17,774

OTHER INCOME
Income earned on investments held in Trust Account	290,155	—	311,793	—

TOTAL OTHER INCOME	290,155	—	311,793	—

Net income (loss)	$4,520	$(5,665)	$(289,383)	$(17,774)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	21,487,039	—	21,487,039	—

Basic and diluted net income (loss) per share of Class A Ordinary Shares	$0.00	$—	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	5,371,760	5,000,000	5,371,760	5,000,000

Basic and diluted net income (loss) per share of Class B Ordinary Shares	$0.00	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Changes in Shareholders’ (Deficit) Equity
(UNAUDITED)
For the Three and Six Months ended June 30, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	5,731,760	$537	$—	$(5,430,294)	$(5,429,757)
Net loss	—	—	—	(293,903)	(293,903)

Balance as of March 31, 2022	5,731,760	537	—	(5,724,197)	(5,723,660)
Accretion of Class A ordinary shares to redemption value	—	—	—	(317, 432)	(317, 432)
Net income	—	—	—	4,520	4,520

Balance as of June 30, 2022	5,731,760	$537	$—	$(6,037,109)	$(6,036,572)

For the period from March 1, 2021 (inception) to March 31, 2021 and for the three months ended June 30, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 1, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(12,109)	(12,109)

Balance as of March 31, 2021	5,750,000	$575	$24,425	$(12,109)	$12,891
Net loss	—	—	—	(5,665)	(5,665)

Balance as of June 30, 2021	5,750,000	$575	$24,425	$(17,774)	$7,226

(1)
Weighted average Class B shares as of
June 30,
2021 includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period From March 1, 2021 (Inception) Through June 30, 2021
Cash Flows From Operating Activities:

Net loss	$(289,383)	$(17,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(311,793)	—
Changes in operating assets and liabilities:
Prepaid expenses	134,319	—
Accounts payable and accrued expenses	185,789	(64,741)
Due to related party	(3,575)	—

Net Cash Used In Operating Activities	(284,643)	(82,515)

Cash Flows From Financing Activities:
Proceeds from Sponsor note	—	170,000

Net Cash Provided By Financing Activities	—	170,000

Net change in cash	(284,643)	87,485
Cash at beginning of period	1,595,984	—

Cash at end of period	$1,311,341	$87,485

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$381,906
Deferred offering costs in exchange for Class B ordinary shares	$—	$25,000
Deferred offering costs paid by related party	$—	$15,245
Remeasurement of Class A ordinary shares to redemption value	$317,432	$—
The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $12,432,293 consisting of $4,297,408 of underwriting fees, $7,520,462 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $614,423 of costs related to the Initial Public Offering. Cash of $1,311,341 was held outside of the Trust Account on June 30, 2022 and was available for working capital purposes. As described in Note 5, the $7,520,462 deferred underwriting fees are contingent upon the consummation of the Business Combination by August 24, 2023.
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
Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
In the opinion of the Company’s management, these unaudited financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company has cash of $1,311,341 and $1,595,984, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Cash and investments held in Trust Account
At June 30, 2022 and December 31, 2021, the Company had $215.2 million and $214.9 million in cash and investments held in the Trust Account, respectively.
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
Distinguishing Liabilities from Equity
”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of June 30, 2022 and December 31, 2021, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company did not make any adjustments to the redemption value of the Class A ordinary shares. The amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table.

Gross Proceeds	$214,870,390
Less:
Proceeds allocated to Public Warrants	(4,834,702)
Class A ordinary shares issuance costs	(12,432,293)
Plus:
Remeasurement of carrying value to initial redemption value	17,266,995

Class A ordinary shares subject to possible redemption at December 31, 2021	$214,870,390
Plus: Accretion of Class A ordinary shares to redemption valu e	317,432
Class A ordinary shares subject to possible redemption at June 30, 2022	$215,187,822

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three months ended June 30, 2022	Three months ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares	$3,616	$—
Denominator: Basic and diluted weighted average shares outstanding	21,487,039	—

Basic and diluted net income per share, Class A ordinary shares	$0.00	$—

Class B ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$904	$(5,665)
Denominator: Basic and diluted weighted average shares outstanding	5,371,760	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$(0.00)

	Six months ended June 30, 2022	For the Period from March 1, 2021 (inception) through June 30, 2021
Class A ordinary shares
Numerator: Loss allocable to Class A ordinary shares	$(231,506)	$—
Denominator: Basic and diluted weighted average shares outstanding	21,487,039	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$—

Class B ordinary shares
Numerator: Loss allocable to Class B ordinary shares	$(57,877)	$(17,774)
Denominator: Basic and diluted weighted average shares outstanding	5,371,760	5,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.00)

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
Advances from Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. During the three and six months ended June 30, 2022, the related party paid $3,575 of operating expenses on behalf of the Company. As of June 30, 2022 and December 31, 2021, there was no outstanding balance due to the related party.

Promissory Note — Related Party
On March 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed an aggregate of $170,000 pursuant to the promissory note and was repaid in connection with the IPO. As of June 30, 2022 and December 31, 2021, there was no amounts outstanding under the Promissory Note.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company recorded $60,000 and $120,000 in service fees, respectively. As of June 30, 2022 and December 31, 2021, $200,000 and $80,000, respectively, remained outstanding and is included in accounts payable and accrued expenses on the condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
On September 3, 2021, the Company consummated the closing of the sale of 1,487,039 additional units of the Company’s Class A ordinary shares upon receiving notice of the underwriters’ election to partially exercise their overallotment option generating additional gross proceeds of $14,870,390 and incurred additional offering costs of $817,870 in underwriting fees
.
Note 7 — Shareholders’ Deficit
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 21,487,039 Class A ordinary shares subject to possible redemption that are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Class
 B Ordinary Shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. The Sponsor initially purchased 8,625,000. In July and October 2021, the Sponsor forfeited 2,875,000 and 378,240 Class B ordinary shares, respectively. As of June 30, 2022 and December 31, 2021, there were 5,371,760 Class B ordinary shares outstanding.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of a Business Combination, and to maintain the effectiveness of such post-effective amendment or registration statement and a current prospectus relating thereto until the warrants expire or, in the case of the Public Warrants only, are redeemed, as specified in the public or private warrant agreements, as applicable; provided that if the Class A ordinary shares are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b) (1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, but the Company will use its commercially reasonable efforts to register or qualify for sale the shares under applicable blue sky laws to the extent an exemption is not available. In the case of public Warrants only, if such post-effective amendment or registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, holders of the Public Warrants may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
Neither the Private Placement Warrants nor Public Warrants contain any provisions that change dependent upon the characteristics of the holder of the warrant. As of June 30, 2022 and December 31, 2021, there were 7,162,346 Public Warrants and 4,864,939 Private Placement Warrants outstanding.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues through June 30, 2022. All activity for the period from March 1, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $4,520, which consists of operating costs of $285,635 offset by interest income on investments held in the Trust Account of $290,155. For the three months ended June 30, 2021, we had a net loss of $5,665, which consists solely of operating costs of $5,665.
For the six months ended June 30, 2022, we had a net loss of $289,383, which consists of operating costs of $601,176 offset by interest income on investments held in the Trust Account of $311,793.
For the period from March 1, 2021 (inception) through ended June 30, 2021, we had a net loss of $17,774, which consists solely of operating costs of $17,774.
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

For the six months ended June 30, 2022, cash used in operating activities was $284,643. Net loss of $289,383 was affected by interest earned on investments held in the Trust Account of $311,793 and changes in operating assets and liabilities provided $316,533 of cash for operating activities.
For the period from March 1, 2021 (inception) to June 30, 2021, cash used in operating activities was $82,515. Net loss of $17,774 was affected by changes in operating assets and liabilities used $64,741 of cash for operating activities.
As of June 30, 2022, we had investments held in the Trust Account of $215,187,822 (including $339,070 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $1,311,341 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as June 30, 2022, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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

WAVERLEY CAPITAL ACQUISITION CORP. 1

Date: August 11, 2022	By:	/s/ Daniel Leff
		Name:	Daniel Leff
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Alan Henricks
		Name:	Alan Henricks
		Title:	Chief Financial Officer (Principal Financial Officer)