Form 10-Q
period 2022-09-30
Waverley Capital Acquisition Corp. 1
filed 2022-11-08
CIK 1849580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 8
, 2022,
21,487,039 Class A ordinary shares, par value $0.0001 per share (the “
Class
 A Ordinary Shares
”), and 5,371,760 Class B ordinary shares, par value $0.0001 per share (the “
Class
 B Ordinary Shares
” or the “
Founder Shares
”), were issued and outstanding.

WAVERLEY CAPITAL ACQUISITION CORP. 1

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,295,891	$1,595,984
Prepaid expenses	366,169	386,448

Total Current Assets	1,662,060	1,982,432
Investments held in the Trust Account	216,157,684	214,876,029
Other assets	—	233,926

Total Assets	$217,819,744	$217,092,387

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$441,052	$131,292

Total Current Liabilities	441,052	131,292
Deferred underwriting compensation	7,520,462	7,520,462

Total liabilities	7,961,514	7,651,754
COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A ordinary shares subject to possible redemption; 21,487,039 shares	216,157,684	214,870,390
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 21,487,039 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,371,760 shares issued and outstanding	537	537
Additional paid-in capital	—	—
Accumulated deficit	(6,299,991)	(5,430,294)

Total Shareholders’ Deficit	(6,299,454)	(5,429,757)

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ deficit	$217,819,744	$217,092,387

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 1, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
EXPENSES
Administration fee—related party	$60,000	$20,000	$180,000	$20,000
General and administrative	202,882	83,311	684,058	101,085

TOTAL EXPENSES	262,882	103,311	864,058	121,085

OTHER INCOME
Income earned on investments held in Trust Account	969,862	1,099	1,281,655	1,099

TOTAL OTHER INCOME	969,862	1,099	1,281,655	1,099

Net income (loss)	$706,980	$(102,212)	$417,597	$(119,986)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	21,487,039	8,479,892	21,487,039	3,662,676

Basic and diluted net income (loss) per share of Class A Ordinary Shares	$0.03	$(0.01)	$0.02	$(0.01)

Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	5,371,760	5,662,717	5,371,760	5,712,300

Basic and diluted net income (loss) per share of Class B Ordinary Shares	$0.03	$(0.01)	$0.02	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Changes in Shareholders’ (Deficit) Equity
(UNAUDITED)
For the Three and
Nine
Months
ended
September 30, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	5,731,760	$537	$—	$(5,430,294)	$(5,429,757)
Net loss	—	—	—	(293,903)	(293,903)

Balance as of March 31, 2022	5,731,760	537	—	(5,724,197)	(5,723,660)
Accretion of Class A ordinary shares to redemption value	—	—	—	(317, 432)	(317, 432)
Net income	—	—	—	4,520	4,520

Balance as of June 30, 2022	5,731,760	$537	$—	$(6,037,109)	$(6,036,572)
Accretion of Class A ordinary shares to redemption value	—	—	—	(969,862)	(969,862)
Net income	—	—	—	706,980	706,980

Balance as of September 30, 2022	5,731,760	537	—	(6,299,991)	(6,299,454)

For the Three Months ended September 30, 2021 and the period from March 1, 2021 (inception) to September 30, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of March 1, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(12,109)	(12,109)

Balance as of March 31, 2021	5,750,000	$575	$24,425	$(12,109)	$12,891
Net loss	—	—	—	(5,665)	(5,665)

Balance as of June 30, 2021	5,750,000	$575	$24,425	$(17,774)	$7,226
Fair Value of Public Warrants	—	—	4,834,702	—	4,834,702
Proceeds from Private Placement Warrants	—	—	7,297,408	—	7,297,408
Remeasurement of Class A ordinary shares to redemption value	—	—	(12,156,535)	(5,110,460)	(17,266,995)
Net loss	—	—	—	(102,212)	(102,212)
Balance as of September 30, 2021	5,750,000	575	—	(5,230,446)	(5,229,871)

(1)
Weighted average Class B shares as of September 30, 2021 includes an aggregate of up to 378,240 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period From March 1, 2021 (Inception) Through September 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$417,597	$(119,986)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(1,281,655)	(1,099)
Changes in operating assets and liabilities:
Prepaid expenses	254,205	(718,744)
Accounts payable and accrued expenses	313,335	118,308
Due to related party	(3,575)	—

Net Cash Used In Operating Activities	(300,093)	(721,521)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	—	(214,870,390)

Net Cash Used in Investing Activities	—	(214,870,390)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	210,572,982
Sale of Private Placement Warrants to Sponsor	—	7,297,408
Proceeds from the Sponsor promissory note	—	170,000
Repayment of the Sponsor promissory note	—	(170,000)
Repayment of the related party advances	—	(15,245)
Payment of offering costs	—	(614,423)

Net Cash Provided By Financing Activities	—	217,240,722

Net change in cash	(300,093)	1,648,811
Cash at beginning of period	1,595,984	—

Cash at end of period	$1,295,891	$1,648,811

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$—	$7,520,462
Deferred offering costs in exchange for Class B ordinary shares	$—	$25,000
Expenses paid by related parties on behalf of the Company	$—	$15,245
Offering costs paid by related party	$3,575	$—
Remeasurement of Class A ordinary shares to redemption value	$1,287,294	$—
The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $12,432,293 consisting of $4,297,408 of underwriting fees, $7,520,462 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $614,423 of costs related to the Initial Public Offering. Cash of $1,295,891 was held outside of the Trust Account on September 30, 2022 and was available for working capital purposes. As described in Note 5, the $7,520,462 deferred underwriting fees are contingent upon the consummation of the Business Combination by August 24, 2023.
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
If the Company has not completed a Business Combination by
August
24
, 2023
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
Liquidity and Capital Resources
At September 30, 2022, the Company had cash of $1,295,891 and working capital of $1,221,008.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on August 24, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
In the opinion of the Company’s management, these unaudited financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company has cash of $1,295,891 and $1,595,984, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Cash and investments held in Trust Account
At September 30, 2022 and December 31, 2021, the Company had $216.2 million and $214.9 million in cash and investments held in the Trust Account, respectively.

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
”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of September 30, 2022 and December 31, 2021, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company did not make any adjustments to the redemption value of the Class A ordinary shares. The amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table.

Gross Proceeds	$214,870,390
Less:
Proceeds allocated to Public Warrants	(4,834,702)
Class A ordinary shares issuance costs	(12,432,293)
Plus:
Remeasurement of carrying value to initial redemption value	17,266,995

Class A ordinary shares subject to possible redemption at December 31, 2021	$214,870,390
Plus: Accretion of Class A ordinary shares to redemption value for the nine months ended September 30, 2022	1,287,294

Class A ordinary shares subject to possible redemption at September 30, 2022	$216,157,684

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by
the
Government of the Cayman Islands. In accordance with Cayman income tax
regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.
Net loss per share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since the exercise of the warrants is contingent upon the
occurrence of future events. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase
12,027,285 Class A ordinary shares in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three months ended September 30, 2022	Three months ended September 30, 2021
Class A ordinary shares
Numerator: Income (loss) allocable to Class A ordinary shares	$565,584	$(61,286)
Denominator: Basic and diluted weighted average shares outstanding	21,487,039	8,479,892

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.03	$(0.01)

Class B ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$141,396	$(40,926)
Denominator: Basic and diluted weighted average shares outstanding	5,371,760	5,662,717

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.01)

	Nine months ended September 30, 2022	For the Period from March 1, 2021 (inception) through September 30, 2021
Class A ordinary shares
Numerator: Income (loss) allocable to Class A ordinary shares	$334,078	$(46,877)
Denominator: Basic and diluted weighted average shares outstanding	21,487,039	3,662,676

Basic and diluted net loss per share, Class A ordinary shares	$0.02	$(0.01)

Class B ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$83,519	$(73,109)
Denominator: Basic and diluted weighted average shares outstanding	5,371,760	5,712,300

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.02	$(0.01)

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
The Company does not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash approximates their fair values principally because of their short-term nature.
At September 30, 2022 and December 31, 2021, the Company had $216.2 million and $214.9 million in cash and investments held in the Trust Account, respectively and are classified as level 1 investments. The Company’s trust account holds funds that invest in treasury bills.
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
Advances from Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. During the three and nine months ended September 30, 2022, the related party paid $3,575 of operating expenses on behalf of the Company. As of September 30, 2022 and December 31, 2021, there was no outstanding balance due to the related party.
Promissory Note — Related Party
On March 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed an aggregate of $170,000 pursuant to the promissory note and was repaid in connection with the IPO. As of September 30, 2022 and December 31, 2021, there was no amounts outstanding under the Promissory Note.

Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three ended September 30, 2022 and 2021, the Company recorded $60,000 and $20,000 in service fees, respectively. During the nine months ended September 30, 2022 and the period from March 1, 2021 (inception) through September 30, 2021, the Company recorded $180,000 and $20,000 in service fees, respectively. As of September 30, 2022 and December 31, 2021, $260,000 and $80,000, respectively, remained outstanding and is included in accounts payable and accrued expenses on the condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
Note 7 — Shareholders’ Deficit
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class
 A Ordinary Shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 21,487,039 Class A ordinary shares subject to possible redemption that are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Class
 B Ordinary Shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. The Sponsor initially purchased 8,625,000. In July and October 2021, the Sponsor forfeited 2,875,000 and 378,240 Class B ordinary shares, respectively. As of September 30, 2022 and December 31, 2021, there were 5,371,760 Class B ordinary shares outstanding.
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
Neither the Private Placement Warrants nor Public Warrants contain any provisions that change dependent upon the characteristics of the holder of the warrant. As of September 30, 2022 and December 31, 2021, there were 7,162,346 Public Warrants and 4,864,939 Private Placement Warrants outstanding.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Waverley Capital Acquisition Corp. 1,” “our,” “us” or “we” refer to Waverley Capital Acquisition Corp. 1, references to “management” or “management team” refer to the Company’s officers and directors and references to the “Sponsor” refer to WCAC1 Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues through September 30, 2022. All activity for the period from March 1, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $706,980, which consists of operating costs of $262,882 offset by interest income on investments held in the Trust Account of $969,862. For the three months ended September 30, 2021, we had a net loss of $102,212, which consists of operating costs of $103,311 offset by interest income on investments held in the Trust Account of $1,099.

For the nine months ended September 30, 2022, we had net income of $417,597, which consists of operating costs of $864,058 offset by interest income on investments held in the Trust Account of $1,281,655.

For the period from March 1, 2021 (inception) through ended September 30, 2021, we had a net loss of $119,986, which consists of operating costs of $121,085 offset by interest income on investments held in the Trust Account of $1,099.

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

For the nine months ended September 30, 2022, cash used in operating activities was $300,093. Net income of $417,597 was affected by interest earned on investments held in the Trust Account of $1,281,655 and changes in operating assets and liabilities provided $563,965 of cash for operating activities.

For the period from March 1, 2021 (inception) to September 30, 2021, cash used in operating activities was $721,521. Net loss of $119,986 was affected by interest earned on investments held in the Trust Account of $1,099 and changes in operating assets and liabilities provided $(600,436) of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $216,157,684 (including $1,287,294 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $1,295,891 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on August 24, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the critical accounting policies set forth below.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as September 30, 2022, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls and activity related to complex financial instruments, we concluded that the controls were operating effectively as of September 30, 2022. As a result, management concluded that the material weakness was remediated as of September 30, 2022.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities Exchange Commission (the “SEC”) on March 29, 2022 (the “Annual Report”). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations. As of the date of this report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Annual Report.

A new U.S. federal excise tax could be imposed on us in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. Because we may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax; however, no guidance has been issued to date. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination or otherwise, would depend on a number of factors, including (i) the structure of a Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination or otherwise, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or a reduction in the cash available for a redemption of the Public Shares in connection with a Business Combination or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Waverley Capital Acquisition Corp. 1 (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-40748) filed with the Securities and Exchange Commission on August 25, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

WAVERLEY CAPITAL ACQUISITION CORP. 1

Date: November 8, 2022	By:	/s/ Daniel Leff
Name: Daniel Leff
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Alan Henricks
Name: Alan Henricks
Title: Chief Financial Officer (Principal Financial Officer)