Form 10-K
period 2022-12-31
Waverley Capital Acquisition Corp. 1
filed 2023-03-30
CIK 1849580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
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
of the Exchange Act).    YES  ☒    NO  ☐
The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $207,779,667.
As of March 30, 2023, there were 21,487,039 Class A ordinary shares and 5,371,760 Class B ordinary shares, $0.0001 par value, issued and outstanding.
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

Financial Position

With funds available for a business combination in the amount of $217,975,362 as of December 31, 2022, assuming no redemptions and after payment of up to $7,520,462 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per share redemption amount received by shareholders will not be substantially less than $10.00. Please see “Item 1A. Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors included herein. These claims must be paid or provided for before we make any distribution of our remaining assets to our shareholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. Please see “Item 1A. Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors included herein.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to $217,975,362 in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Item 1A. Risk Factors — If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

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

We are required to evaluate our internal control procedures for this annual report as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Of the net proceeds of the IPO and the sale of the private placement warrants, only $1,595,984 was available to us initially outside the trust account to fund our working capital requirements as of December 31, 2022. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of the IPO; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay director and officer liability insurance premiums and fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Particularly in light of the challenging macroeconomic environment, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may not be able to consummate an initial business combination within 24 months after the closing of the IPO or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of the IPO or during any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, rising interest rates, greater volatility in the capital and debt markets and the other risks described herein. For example, capital markets volatility and the COVID-19 pandemic continue to affect both the U.S. and global economies and could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. Furthermore, economic conditions throughout the world remain uncertain. Financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. If we were to acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on a U.S. stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

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

On March 11, 2020 the World Health Organization classified the outbreak of the coronavirus disease (COVID-19) as a “pandemic.” The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of the COVID-19 pandemic is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 pandemic has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to the COVID-19 pandemic continues to restrict travel, limit the ability to have meetings with holders of our Class A ordinary shares or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which the COVID-19 pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness we previously identified in our internal control over financial reporting.

As a result of the material weakness we previously identified in our internal control over financial reporting, which was remediated as of November 8, 2022, we face potential for litigation or other disputes which may include among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this annual report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Holders

Although there are a larger number of beneficial owners, at March 15, 2023, there was one holder of record of our units, one holder of record of our separately traded ordinary shares and one holder of record of our separately traded warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues through December 31, 2022. All activity for the period from March 1, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $1,960,849, which consisted of interest income on investments held in the Trust Account of $3,099,333 partially offset by operating costs of $1,138,484.

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

For the year ended December 31, 2022, cash used in operating activities was $487,623. Net loss of $1,960,849 was affected by interest earned on investments held in the Trust Account of $3,099,334 and changes in operating assets and liabilities provided $650,861 of cash for operating activities.

For the period from March 1, 2021 (inception) to December 31, 2021, cash used in operating activities was $774,348. Net loss of $319,872 was affected by interest earned on investments held in the Trust Account of $5,639 and changes in operating assets and liabilities used $448,837 of cash for operating activities.

As of December 31, 2022, we had investments held in the Trust Account of $217,975,362 (including $3,104,972 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $1,108,361 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on August 24, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Class A Ordinary Shares Subject to Possible Redemption

The company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the company’s redeemable equity should be reported as temporary equity. Accordingly, as of December 31, 2022, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the company’s balance sheet.

Net income (loss) per share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. . The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 12,027,285 Class A ordinary shares in the aggregate.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022 and the adoption did not have a material effect on the financial statements.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective. Our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During the period from March 1, 2021 (inception) through December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Edgar Bronfman Jr.	67	Chairman of the Board of Directors
Daniel Leff	54	Chief Executive Officer and Director
Alan Henricks	72	Chief Financial Officer
David Gandler	47	Director
Jeff Bewkes	70	Director
Chris Silbermann	55	Director
Alfred Osborne	78	Director

Edgar Bronfman Jr.—Chairman of the Board of Directors. Mr. Bronfman serves as our Chairman. Mr. Bronfman is the Co-Founder, Chairman and General Partner of Waverley. He is also Senior Advisor and Special Limited Partner of Luminari Capital (the predecessor fund to Waverley). Prior to Waverley, Mr. Bronfman was the Chairman and CEO of Warner Music Group, one of the world’s largest music companies. During his tenure, WMG was named one of Fortune Magazine’s “Most Admired Companies” in 2007, the first ever music company to receive the honor and, in 2009, was recognized as one of the “World’s 50 Most Innovative Companies” by Fast Company magazine. As a creator, Mr. Bronfman has produced films starring Peter Sellers and Jack Nicholson, and has written songs for artists such as Celine Dion, Barbra Streisand, Dionne Warwick, Smokey Robinson, Donna Summer and Ashford & Simpson, among many others. Mr. Bronfman served on the board of InterActiveCorp (NASDAQ: IAC) for over 20 years and recently served as a Director of Falcon Capital Acquisition Corp., a special purpose acquisition company that recently consummated a business combination with Sharecare, Inc. He currently serves as Executive Chairman of the board of fuboTV (NYSE: FUBO), a live TV streaming platform for sports, news, and entertainment, as well as Executive Chairman of Global Thermostat LLC, a pioneering company designed to develop and commercialize a technology for the direct capture of carbon dioxide, and as Chairman of the board of Endeavor Global, a non-profit organization pioneering a new approach to international development. In addition, he serves on the boards of Insureon Holdings, LLC, Everspring Inc., Endel Sound GmbH and the New York University Elaine A. and Kenneth G. Langone Medical Center, and is a member of the Council on Foreign Relations.

Daniel Leff—Chief Executive Officer and Director. Dr. Leff serves as our CEO. Dr. Leff is the Co-Founder and Managing Partner of Waverley. He is also Founder and Managing Partner of Luminari Capital (the predecessor fund to Waverley). Prior to co-founding Waverley and founding Luminari Capital L.P., Dr. Leff was a Partner with Globespan Capital Partners in the firm’s Palo Alto office. Earlier in his career, Dr. Leff worked for Sevin Rosen Funds and Redpoint Ventures. He also previously held engineering, marketing and strategic investment positions with Intel Corporation, and served as Director of Roku (NASDAQ: ROKU) from 2011-2018. Dr. Leff has been an investor in a multitude of media and technology companies including 1Mainstream (sold to Cisco Systems), Art19 (sold to Amazon), Elemental Technologies (sold to Amazon), Endel, fuboTV (NYSE:FUBO), Matterport (NASDAQ:MTTR), MikMak, MOVL (sold to Samsung), PlutoTV (sold to Viacom), Roku, The Athletic (sold to the New York Times), Wink, Wondery (sold to Amazon) and others. He currently serves as a director of fuboTV (NYSE: FUBO), a live TV streaming platform for sports, news, and entertainment, where he sits on the audit committee. He also serves as a director of Professional Fighters League. Dr. Leff earned a Bachelor of Science degree in Chemistry from The University of California, Berkeley and a Ph.D. in Physical Chemistry from the University of California, Los Angeles. Dr. Leff also earned an MBA from The UCLA Anderson Graduate School of Management, where he was an Anderson Venture Fellow and where he currently serves on the board of advisors.

Alan Henricks—Chief Financial Officer. Mr. Henricks serves as our Chief Financial Officer. Mr. Henricks is a 45-year veteran of Silicon Valley, working for media, entertainment and technology firms. He serves as the ChowNow board’s audit committee chair, the OpenSpace Labs board’s audit committee chair, and previously served as the Roku (NASDAQ: ROKU) board’s audit committee chair from 2013 to 2021. He has also served on the board of Model N (NYSE:MODN) for 6 years and currently serves on the board of Motiv Power Systems, Inc. Prior to this, he served on the boards of Ellie Mae (NYSE:ELLI), A10 Networks (NYSE:ATEN) and Applied Predictive Technologies (sold to MasterCard). Alan served as CFO during IPOs at Documentum (NASDAQ: DCTM) and Borland (NASDAQ:BORL), and was CFO at Ring (sold to Amazon), Pure Digital Technologies (sold to Cisco), Traiana (sold to ICAP), Interwoven (NASDAQ: IWOV) and Maxim Integrated Products (NASDAQ: MXIM). He served as Finance VP of Atari, a division of Warner Communications, for 6 years. He holds a bachelor’s degree in Engineering from the Massachusetts Institute of Technology and an MBA from the Stanford University Graduate School of Business.

David Gandler—Director. Mr. Gandler serves as a member of our board of directors. Mr. Gandler is the co-founder of fuboTV (NYSE: FUBO), the live TV streaming platform that is transforming how people watch sports, news and entertainment, and has served as its CEO since March 2014. Prior to joining fuboTV, Mr. Gandler served from 2013 to 2014, as Vice President, Ad Sales at DramaFever, a video streaming service acquired in 2016 by Warner Bros. Entertainment Inc. Prior to 2013, Mr. Gandler held positions at Scripps Networks Interactive, Inc., Time Warner Cable and Telemundo, a division of NBCUniversal Media, LLC. Mr. Gandler received a B.A. degree in economics from Boston University. Mr. Gandler brings our board his considerable experience in the digital media industry as well as the operational insight and expertise he has accumulated as Chief Executive Officer of fuboTV.

Jeff Bewkes—Director. Mr. Bewkes serves as a member of our board of directors. Mr. Bewkes served as the Chairman and CEO of Time Warner Inc. from 2008 to 2018. He was elected Chairman of the board of directors in January 2009, having served on the board of directors since January 2007. Mr. Bewkes previously served as Time Warner’s President and COO from January 2006 to December 2007 and as Chairman of the Entertainment and Networks group from July 2002 to December 2005. Before joining the corporate management of Time Warner, Mr. Bewkes served as Chairman and CEO of HBO from May 1995 to July 2002, and as President and COO of HBO from September 1991 to May 1995. Mr. Bewkes serves on the boards of directors of Imagine Entertainment, the Brookings Institution, Section4, Inc., and NJoy Holdings, Inc. Mr. Bewkes has a BA from Yale University and an MBA from the Stanford Graduate School of Business.

Chris Silbermann—Director. Mr. Silbermann serves as a member of our board of directors. He is Chief Executive Officer, Managing Director & Partner at ICM Partners, a global talent and literary agency representing clients in the fields of television, motion pictures, sports, publishing, broadcasting, music, theatre, corporate marketing and new media. In addition to running the day-to-day management of the agency, which encompasses a team of more than 600 employees in Los Angeles, New York, Washington, DC and London, Mr. Silbermann personally guides the careers of some of the most influential creative voices of our generation. He joined ICM in 2007, upon the agency’s acquisition of The Broder Webb Chervin Silbermann Agency, where he was a managing partner. In 2012, he led the management buyout of the agency that returned control and ownership of the company to a newly created partnership. In 2020, ICM completed 3 acquisitions, most notably that of The Stellar Group in the UK, the world’s #1 global sports agency representing football, rugby, American football and track and field athletes. This division of the agency now operates as ICM Stellar Sports. Mr. Silbermann is also an angel investor in a multitude of media, entertainment, and technology startups.

Alfred Osborne—Director. Dr. Osborne serves as a member of our board of directors. He retired from UCLA in July 2022 and is now an Emeritus Professor. He previously served as the Senior Associate Dean for external affairs at the UCLA Anderson School of Management from 2003 to 2022. He also served as Interim Dean from July 2018 to June 2019. Osborne has been a Professor of Global Economics, Management and Entrepreneurship from 2008 to 2022 and is the founder and faculty Director of the Harold and Pauline Price Center for Entrepreneurship and Innovation in the Anderson School. Previous positions include service as an Economic Fellow at the Brookings Institution where he directed studies at the Securities and Exchange Commission that contributed to changes in Rule 144, Regulation D and other exemptive requirements to the securities laws designed to lower costs and improve liquidity and capital market access to venture capitalists and emerging growth companies.

His board and governance experience spans 40 years and includes positions on the board of directors at the Times Mirror Company, Nordstrom Inc., Greyhound Lines, US Filter Corporation, K2 Inc. and First Interstate Bank of California among others. Dr. Osborne is currently a director of Kaiser Aluminum (Nasdaq:KALU) where he serves as the Lead Independent Director, First Pacific Advisors (FPA) family of mutual funds, and Chairman of Wedbush Capital. He is also Chairman, President and Chief Executive Officer of A.E. Osborne Associates. His not-for-profit affiliations include serving as a trustee of Harvard-Westlake School and a director of the Los Angeles Police Memorial Foundation. He was educated at Stanford University where he earned a BS in Electrical Engineering, an MBA in Finance, an MA in Economics and a Ph.D. in Business-Economics.

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

Audit Committee

The members of our audit committee are Alfred Osborne, Chris Silbermann and Jeff Bewkes. Alfred Osborne serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

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

Compensation Committee

The members of our Compensation Committee are Chris Silbermann and Alfred Osborne. Chris Silbermann serves as chairman of the compensation committee.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Jeff Bewkes and David Gandler. Jeff Bewkes serves as chair of the nominating and corporate governance committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from March 1, 2021 (inception) through December 31, 2022, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

You will be able to review this document by accessing our public filings at our website https://waverleycorp1.com/investor-relations/default.aspx. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Edgar Bronfman Jr.	Waverley Capital, L.P.	Venture Capital	Chairman and General Partner
	fuboTV Inc.	Broadcasting	Executive Chairman
	Luminari Capital, L.P.	Venture Capital	Senior Advisor and Special Limited Partner

	Global Thermostat Operations, LLC	Environmental Services	Executive Chairman
	Insureon Holdings, LLC	Insurance	Director
	Everspring Inc.	Education	Director
	Endel Sound GmbH.	Software	Director
Daniel Leff	Waverley Capital, L.P.	Venture Capital	Co-Founder and Managing Partner

	Luminari Capital, L.P.	Venture Capital	Founder and Managing Partner
	fuboTV Inc.	Broadcasting	Director
	Professional Fighters League	Entertainment	Director

Individual	Entity	Entity’s Business	Affiliation

Alan Henricks	ChowNow, Inc.	Software	Director
	Model N, Inc.	Software–Application	Director
	Motiv Power Systems, Inc.	Industrial	Director
	OpenSpace Labs	Software	Director
David Gandler	fuboTV Inc.	Broadcasting	Co-Founder, Chief Executive Officer and Director

Jeff Bewkes	Section4, Inc.	Education	Director
	Imagine Entertainment	Entertainment	Director
	NJoy Holdings, Inc.	Consumer Staples	Director
Chris Silbermann	ICM Partners	Talent and Literary Agency	Chief Executive Officer, Managing Director and Partner

Alfred Osborne	Kaiser Aluminum, Inc.	Materials	Director
	First Pacific Advisors, LLC	Investments	Director
	Wedbush Capital	Investments	Director and Chairman
	A.E. Osborne Associates	Management Consulting Services	Chairman, President and Chief Executive Officer

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Ordinary Shares
WCAC1 Sponsor LLC (our sponsor)	5,371,760	(2)(3)	20.0%
Edgar Bronfman Jr.(3)	—		—
Daniel Leff(3)	—		—
Alan Henricks(3)	—		—
David Gandler(3)	—		—
Jeff Bewkes(3)	—		—
Chris Silbermann(3)	—		—
Alfred Osborne(3)	—		—
D. E. Shaw Valence Portfolios, L.L.C.	1,980,000	(4)	9.2%
Guggenheim Capital, LLC	1,520,524	(5)	7.08%
Weiss Asset Management LP	1,117,936	(6)	5.2%
Empyrean Capital Overseas Master Fund, Ltd.	1,624,000	(7)	7.6%
All officers and directors as a group (7 individuals)	225,000	(2)	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 1330 Avenue of the Americas New York, NY 10019.
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

(5)

According to Schedule 13G, filed on February 15, 2023 by Guggenheim Capital, LLC, Guggenheim Partners, LLC, GI Holdco II LLC, GI Holdco LLC, Guggenheim Partners Investment Management Holdings, LLC and Guggenheim Partners Investment Management, LLC (“GPIM”) (collectively, the “Guggenheim Parties”). The business address of Guggenheim Capital, LLC and Guggenheim Partners, LLC is 227 West Monroe Street, Chicago, IL 60606. The business address of GI Holdco II LLC, GI Holdco LLC and Guggenheim Partners Investment Management Holdings, LLC is 330 Madison Avenue, New York, NY 10017. The business address of GPIM is 100 Wilshire Boulevard, 5th Floor, Santa Monica, CA 90401. The Guggenheim Parties hold 1,520,524 Class A ordinary shares. Such securities are held through Guggenheim Capital, LLC, a Delaware limited liability company, as the majority owner of Guggenheim Partners, LLC, GI Holdco II LLC, GI Holdco LLC, Guggenheim Partners Investment Management Holdings, LLC and GPIM; Guggenheim Partners, LLC. a Delaware limited liability company, which indirectly beneficially owns 1,489,324 shares; GI Holdco II LLC, a Delaware limited liability company, which indirectly beneficially owns 1,489,324 shares; GI Holdco LLC, a Delaware limited liability company, which indirectly beneficially owns 1,489,324 shares; Guggenheim Partners Investment Management Holdings, LLC, a Delaware limited liability company, which indirectly beneficially owns 1,489,324 shares; GPIM, a Delaware limited liability company, which serves as a registered investment adviser and directly beneficially owns 1,489,324 shares; and other subsidiaries of Guggenheim Capital, LLC (the “Subsidiaries”), which hold 31,200 shares and shares investment discretion over 146,124 shares with GPIM.

(6)

According to Schedule 13G, filed on February 10, 2023 by Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss (collectively, “Weiss Asset Management Parties”). The business address of such parties is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. The Weiss Asset Management Parties hold 1,117,936 Class A ordinary shares. Such securities are held through Weiss Asset Management LP, a Delaware limited partnership; WAM GP LLC, a Delaware limited liability company, which is the sole general partner of Weiss Asset Management LP; and Andrew Weiss, an individual and citizen of the United States of America, who serves as the managing member of WAM GP LLC.

(7)

According to Schedule 13G, filed on February 14, 2023 by Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP, and Mr. Amos Meron (collectively, “Empyrean Parties”). The business address of such parties is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067. The Empyrean Parties hold 1,624,000 Class A ordinary shares. Such securities are held through Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), a Cayman Island exempted company; Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, which serves as investment manager to ECOMF with respect to the Class A Ordinary Shares directly held by ECOMF; and Mr. Amos Meron, who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the Class A Ordinary Shares directly held by ECOMF.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, audit fees totaled $77,250 and $85,556, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021.

Tax Fees. We incurred fees of $11,330 of tax fees for the year ended December 31, 2022. We did not pay Marcum for tax planning and tax advice for the period from March 1, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021.

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

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on March 30, 2021).

4.2	Specimen Class A Ordinary shares Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on August 2, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the Registrant on August 2, 2021).

4.4	Public Warrant Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

4.5	Private Warrant Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Exhibit 4.2 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

4.6*	Description of Securities of the Company

10.1	Promissory Note, dated March 6, 2021, issued by the Registrant to the Sponsor. (incorporated by reference to the Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on March 30, 2021).

10.2	Letter Agreement, dated as of August 19, 2021, by and among Waverley Capital Acquisition Corp. 1, WCAC1 Sponsor LLC and Waverley Capital Acquisition Corp. 1’s executive officers and directors (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

10.3	Investment Management Trust Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

10.4	Registration and Shareholder Rights Agreement, dated as of August 19, 2021, by and among Waverley Capital Acquisition Corp. 1, WCAC1 Sponsor LLC and certain other security holders named therein (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

Exhibit Number	Description

10.5	Securities Subscription Agreement, dated as of March 6, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 filed with the Company’s registration statement on Form S-1 filed by the Registrant on March 30, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and WCAC1 Sponsor LLC (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

10.7	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Edgar Bronfman, Jr. (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

10.8	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Daniel Leff (incorporated by reference to Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

10.9	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Alan Hendricks (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

10.10	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and David Gandler (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

10.11	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Jeffrey Bewkes (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

10.12	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Chris Silbermann (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

10.13	Indemnity Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and Alfred E. Osborne, Jr. (incorporated by reference to Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

10.14	Administrative Support Agreement, dated as of August 19, 2021, by and between Waverley Capital Acquisition Corp. 1 and WCAC1 Sponsor LLC (incorporated by reference to the Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on August 25, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 30th day of March, 2023.

WAVERLEY CAPITAL ACQUISITION CORP. 1

By:	/s/ Daniel Leff
Name:	Daniel Leff
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Leff Daniel Leff	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023

/s/ Alan Henricks Alan Henricks	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023

/s/ Edgar Bronfman Jr. Edgar Bronfman Jr.	Chairman of Board of Directors	March 30, 2023

/s/ David Gandler David Gandler	Director	March 30, 2023

/s/ Jeff Bewkes Jeff Bewkes	Director	March 30, 2023

Chris Silbermann	Director	March 30, 2023

/s/ Alfred E. Osborne, Jr. Alfred E. Osborne, Jr.	Director	March 30, 2023

WAVERLEY CAPITAL ACQUISITION CORP. 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Waverley Capital Acquisition Corp. 1
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Waverley Capital Acquisition Corp. 1 (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021 and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until August 24, 2023 to complete a Business Combination or the Company will cease all operations except for the purpose of liquidating. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT
March 30, 2023

WAVERLEY CAPITAL ACQUISITION CORP. 1
Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,108,361	$1,595,984
Prepaid expenses	289,547	386,448

Total Current Assets	1,397,908	1,982,432
Investments held in the Trust Account	217,975,362	214,876,029
Other assets	—	233,926

Total Assets	$219,373,270	$217,092,387

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$451,326	$131,292

Total Current Liabilities	451,326	131,292
Deferred underwriting compensation	7,520,462	7,520,462

Total liabilities	7,971,788	7,651,754
COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A ordinary shares subject to possible redemption; 21,487,039 shares	217,975,363	214,870,390
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 21,487,039 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,371,760 shares issued and outstanding	537	537
Additional paid-in capital	—	—
Accumulated deficit	(6,574,418)	(5,430,294)

Total Shareholders’ Deficit	(6,573,881)	(5,429,757)

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ deficit	$219,373,270	$217,092,387

The accompanying notes are an integral part of these financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Statements of Operations

	For the Year Ended December 31,	For the Period from March 1, 2021 (Inception) Through December 31,
	2022	2021
EXPENSES
Administration fee—related party	$240,000	$80,000
General and administrative	898,484	245,511

TOTAL EXPENSES	1,138,484	325,511

OTHER INCOME
Income earned on investments held in Trust Account	3,099,333	5,639

TOTAL OTHER INCOME	3,099,333	5,639

Net income (loss)	$1,960,849	$(319,872)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	21,487,039	9,039,205

Basic and diluted net income (loss) per share of Class A Ordinary Shares	$0.07	$(0.02)

Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	5,371,760	5,145,047

Basic and diluted net income (loss) per share of Class B Ordinary Shares	$0.07	$(0.02)

The accompanying notes are an integral part of these financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Statements of Changes in Shareholders’ Deficit
For the period from March 1, 2021 (inception) to December 31, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of March 1, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Fair Value of Public Warrants	—	—	4,834,702	—	4,834,702
Proceeds from Private Placement Warrants	—	—	7,297,408	—	7,297,408
Forfeiture of Class B ordinary shares	(378,240)	(38)	38	—	—
Remeasurement of Class A ordinary shares to redemption value	—	—	(12,156,573)	(5,110,422)	(17,266,995)
Net loss	—	—	—	(319,872)	(319,872)

Balance as of December 31, 2021	5,371,760	537	—	(5,430,294)	(5,429,757)
Accretion of Class A ordinary shares to redemption value	—	—	—	(3,104,973)	(3,104,973)
Net income	—	—	—	1,960,849	1,960,849

Balance as of December 31, 2022	5,731,760	$537	$—	$(6,574,418)	$(6,573,881)

The accompanying notes are an integral part of these financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Statements of Cash Flows

	For the Year Ended December 31, 2022	For the Period From March 1, 2021 (Inception) Through December 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$1,960,849	$(319,872)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(3,099,333)	(5,639)
Changes in operating assets and liabilities:
Prepaid expenses	330,827	(620,374)
Accounts payable and accrued expenses	323,609	171,537
Due to related party	(3,575)	—

Net Cash Used In Operating Activities	(487,623)	(774,348)

Cash Flows From Investing Activities:
Cash deposited into the Trust Account	—	(214,870,390)

Net Cash Used in Investing Activities	—	(214,870,390)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	210,572,982
Sale of Private Placement Warrants to Sponsor	—	7,297,408
Proceeds from the Sponsor promissory note	—	170,000
Repayment of the Sponsor promissory note	—	(170,000)
Repayment of the related party advances	—	(15,245)
Payment of offering costs	—	(614,423)

Net Cash Provided By Financing Activities	—	217,240,722

Net change in cash	(487,623)	1,595,984
Cash at beginning of period	1,595,984	—

Cash at end of period	$1,108,361	$1,595,984

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation charged to additional paid-in capital in connection with the Initial Public Offering	$—	$7,520,462
Deferred offering costs in exchange for Class B ordinary shares	$—	$25,000
Expenses paid by related parties on behalf of the Company	$—	$15,245
Offering costs paid by related party	$3,575	$—
Remeasurement of Class A ordinary shares to redemption value	$3,104,973	$17,266,995
The accompanying notes are an integral part of these financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $12,432,293 consisting of $4,297,408 of underwriting fees, $7,520,462 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $614,423 of costs related to the Initial Public Offering. Cash of $1,108,361 was held outside of the Trust Account on December 31, 2022 and was available for working capital purposes. As described in Note 5, the $7,520,462 deferred underwriting fees are contingent upon the consummation of the Business Combination by August 24, 2023.
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
December 31, 2022

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
If the Company has not completed a Business Combination by August 24, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

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
Liquidity and Capital Resources
At December 31, 2022, the Company had cash of $1,108,361 and working capital of $946,582.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on August 24, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

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
Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.
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

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company has cash of $1,108,361 and $1,595,984, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Cash and investments held in Trust Account
At December 31, 2022 and 2021, the Company had $218.0 million and $214.9 million in cash and investments held in the Trust Account, respectively.
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
”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of December 31, 2022 and 2021, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company did not make any adjustments to the redemption value of the Class A ordinary shares. The amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table.

Gross Proceeds	$214,870,390
Less:
Proceeds allocated to Public Warrants	(4,834,702)
Class A ordinary shares issuance costs	(12,432,293)
Plus:
Remeasurement of carrying value to initial redemption value	17,266,995

Class A ordinary shares subject to possible redemption at December 31, 2021	$214,870,390
Plus: Accretion of Class A ordinary shares to redemption value for the year ended December 31, 2022	3,104,973

Class A ordinary shares subject to possible redemption at December 31, 2022	$217,975,363

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.
Net income (loss) per share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings and losses per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 12,027,285 Class A ordinary shares in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year ended December 31, 2022	For the Period from March 1, 2021 (inception) through December 31, 2021
Class A ordinary shares
Numerator: Income (loss) allocable to Class A ordinary shares	$1,568,679	$(203,845)
Denominator: Basic and diluted weighted average shares outstanding	21,487,039	9,039,205

Basic and diluted net loss per share, Class A ordinary shares	$0.07	$(0.02)

Class B ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$392,170	$(116,027)
Denominator: Basic and diluted weighted average shares outstanding	5,371,760	5,145,047

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.02)

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

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
At December 31, 2022 and 2021, the Company had $218.0 million and $214.9 million in cash and investments held in the Trust Account, respectively and are classified as level 1 investments. The Company’s trust account holds funds that invest in treasury bills.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
on January 1, 2022 and the adoption did not have a material effect on the financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

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
Advances from Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. During the year ended December 31, 2022, the related party paid $3,575 of operating expenses on behalf of the Company. As of December 31, 2022 and 2021, there was no outstanding balance due to the related party.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

Promissory Note — Related Party
On March 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed an aggregate of $170,000 pursuant to the promissory note and was repaid in connection with the IPO. As of December 31, 2022 and 2021, there was no amounts outstanding under the Promissory Note.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022 and the period from March 1, 2021 (inception) through December 31, 2021, the Company recorded $240,000 and $80,000 in service fees, respectively. As of December 31, 2022 and 2021, $320,000 and $80,000, respectively, remained outstanding and is included in accounts payable and accrued expenses on the balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.
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

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

On September 3, 2021, the Company consummated the closing of the sale of 1,487,039 additional units of the Company’s Class A ordinary shares upon receiving notice of the underwriters’ election to partially exercise their overallotment option generating additional gross proceeds of $14,870,390 and incurred additional offering costs of $817,870 in underwriting fees.
Note 7 — Shareholders’ Deficit
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 21,487,039 Class A ordinary shares subject to possible redemption that are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Class
 B Ordinary Shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. The Sponsor initially purchased 8,625,000. In July and October 2021, the Sponsor forfeited 2,875,000 and 378,240 Class B ordinary shares, respectively. As of December 31, 2022 and 2021, there were 5,371,760 Class B ordinary shares outstanding.
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

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

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
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In determining whether to require all holders to exercise their Public Warrants on a “cashless basis,” the Company’s management will consider, among other factors, its cash position, the number of Public Warrants that are outstanding and the dilutive effect on the Company’s shareholders of issuing the maximum number of Class A ordinary shares issuable upon the exercise of the Public Warrants. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Public Warrants, multiplied by the excess of the “fair market value” (as defined below) of the Class A ordinary shares over the exercise price of the Public Warrants by (y) the “fair market value.” Solely for purposes of this paragraph, the “fair market value” means the volume-weighted average closing price of the Class A ordinary shares as reported for the ten trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO FINANCIAL STATEMENTS
December 31, 2022

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
Neither the Private Placement Warrants nor Public Warrants contain any provisions that change dependent upon the characteristics of the holder of the warrant. As of December 31, 2022 and 2021, there were 7,162,346 Public Warrants and 4,864,939 Private Placement Warrants outstanding.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than below that would have required adjustment or disclosure in the financial statements.