Form 10-Q
period 2023-03-31
Waverley Capital Acquisition Corp. 1
filed 2023-05-11
CIK 1849580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
11
, 2023, 21,487,039 Class A ordinary shares, par value $0.0001 per share (the “
Class
 A Ordinary Shares
”), and 5,371,760 Class B ordinary shares, par value $0.0001 per share (the “
Class
 B Ordinary Shares
” or the “
Founder Shares
”), were issued and outstanding.

WAVERLEY CAPITAL ACQUISITION CORP. 1

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,009,655	$1,108,361
Prepaid expenses	198,907	289,547

Total Current Assets	1,208,562	1,397,908
Investments held in the Trust Account	220,288,190	217,975,362
Other assets	—	—

Total Assets	$221,496,752	$219,373,270

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$590,422	$451,326

Total Current Liabilities	590,422	451,326
Deferred underwriting compensation	7,520,462	7,520,462

Total liabilities	8,110,884	7,971,788
COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A ordinary shares subject to possible redemption; 21,487,039 shares	220,288,190	217,975,363
Shareholders’ deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 21,487,039 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,371,760 shares issued and outstanding	537	537
Additional paid-in capital	—	—
Accumulated deficit	(6,902,859)	(6,574,418)

Total Shareholders’ Deficit	(6,902,322)	(6,573,881)

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ deficit	$221,496,752	$219,373,270

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Operations
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
EXPENSES
Administration fee—related party	$60,000	$60,000
General and administrative	268,442	255,541

TOTAL EXPENSES	328,442	315,541

OTHER INCOME
Income earned on investments held in Trust Account	2,312,828	21,638

TOTAL OTHER INCOME	2,312,828	21,638

Net income (loss)	$1,984,386	$(293,903)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	21,487,039	21,487,039

Basic and diluted net income (loss) per share of Class A Ordinary Shares	$0.07	$(0.01)

Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	5,371,760	5,371,760

Basic and diluted net income (loss) per share of Class B Ordinary Shares	$0.07	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Changes in Shareholders’ Deficit
(UNAUDITED)
For the Three Months ended March 31,
2023

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2023	5,371,760	$537	$—	$(6,574,418)	$(6,573,881)
Accretion of Class A ordinary shares to redemption value	—	—	—	(2,313,827)	(2,313,827)
Net income	—	—	—	1,984,386	1,984,386

Balance as of March 31, 2023	5,371,760	537	—	(6,902,859)	(6,902,322)
For the Three Months ended March 31, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	5,371,760	$537	$—	$(5,430,294)	$(5,429,757)
Net loss	—	—	—	(293,903)	(293,903)

Balance as of March 31, 2022	5,371,760	$537	$—	$(5,724,197)	$(5,723,660)

The accompanying notes are an integral part
of
these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
Condensed Statements of Cash Flows
(UNAUDITED)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$1,984,386	$(293,903)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(2,312,828)	(21,638)
Changes in operating assets and liabilities:
Prepaid expenses	90,640	98,370
Accounts payable and accrued expenses	139,096	168,791
Due to related party	—	3,575

Net Cash Used In Operating Activities	(98,706)	(44,805)
Net change in cash	(98,706)	(44,805)
Cash at beginning of period	1,108,361	1,595,984

Cash at end of period	$1,009,655	$1,551,179

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$2,312,827	—

The accompanying notes are an integral part of these condensed financial statements.

WAVERLEY CAPITAL ACQUISITION CORP. 1
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $12,432,293 consisting of $4,297,408 of underwriting fees, $7,520,462 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $614,423 of costs related to the Initial Public Offering. Cash of $1,295,891 was held outside of the Trust Account on March 31, 2023 and was available for working capital purposes. As described in Note 5, the $7,520,462 deferred underwriting fees are contingent upon the consummation of the Business Combination by August 24, 2023.
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
Liquidity and Capital Resources
At March 31, 2023, the Company had cash of $1,009,655 and working capital of $618,140.
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

Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on the Form
10-K.
In the opinion of the Company’s management, these unaudited financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company has cash of $1,009,655 and $1,108,361, respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Cash and investments held in Trust Account
At March 31, 2023 and December 31, 2022, the Company had $220 million and $218 million in cash and investments held in the Trust Account, respectively.
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
”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of March 31, 2023 and December 31, 2022, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company did not make any adjustments to the redemption value of the Class A ordinary shares. The amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table.

Class A ordinary shares subject to possible redemption at December 31, 2022	$217,975,363
Plus: Accretion of Class A ordinary shares to redemption value for the three months ended March 31, 2023	2,312,827

Class A ordinary shares subject to possible redemption at March 31, 2023	$220,288,190

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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three months ended March 31, 2023	Three months ended March 31, 2022
Class A ordinary shares
Numerator: Income (loss) allocable to Class A ordinary shares	$1,587,509	$(235,122)
Denominator: Basic and diluted weighted average shares outstanding	21,487,039	21,487,039

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$(0.01)

Class B ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$396,877	$(58,781)
Denominator: Basic and diluted weighted average shares outstanding	5,371,760	5,371,760

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.01)

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
At March 31, 2023 and December 31, 2022, the Company had $220 million and $218 million in cash and investments held in the Trust Account, respectively and are classified as level 1 investments. The Company’s trust account holds funds that invest in treasury bills.
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
Advances from Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. During the three months ended March 31, 2023 and 2022, the related party paid $
0
and $3,575, respectively
of operating expenses on behalf of the Company. As of March 31, 2023 and December 31, 2022, there was no outstanding balance due to the related party.
Promissory Note — Related Party
On March 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed an aggregate of $170,000 pursuant to the promissory note and was repaid in connection with the IPO. As of March 31, 2023 and December 31, 2022, there was no amounts outstanding under the Promissory Note.
Administrative Services Agreement
Commencing on the date the Units are first listed on NYSE, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company recorded $60,000 and $60,000 in service fees, respectively. As of March 31, 2023 and December 31, 2022, $380,000 and $320,000, respectively, remained outstanding and is included in accounts payable and accrued expenses on the condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.
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
Note 7 — Shareholders’ Deficit
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 21,487,039 Class A ordinary shares subject to possible redemption that are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Class
 B Ordinary Shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. The Sponsor initially purchased 8,625,000. In July and October 2021, the Sponsor forfeited 2,875,000 and 378,240 Class B ordinary shares, respectively. As of March 31, 2023 and December 31, 2022, there were 5,371,760 Class B ordinary shares outstanding.
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
Neither the Private Placement Warrants nor Public Warrants contain any provisions that change dependent upon the characteristics of the holder of the warrant. As of March 31, 2023 and December 31, 2022, there were 7,162,346 Public Warrants and 4,864,939 Private Placement Warrants outstanding.
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

Results of Operations

We have neither engaged in any operations nor generated any revenues through March 31, 2023. All activity for the period from March 1, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $1,984,386, which consists of operating costs of $328,442 offset by interest income on investments held in the Trust Account of $2,312,828.

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

For the three months ended March 31, 2023, cash used in operating activities was $98,706. Net income of $1,984,386 was affected by interest earned on investments held in the Trust Account of $2,312,828 and changes in operating assets and liabilities provided $229,736 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $44,805. Net loss of $293,903 was affected by interest earned on investments held in the Trust Account of $21,638 and changes in operating assets and liabilities provided $270,736 of cash for operating activities.

As of March 31, 2023, we had investments held in the Trust Account of $220,288,190 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $1,009,655 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are classified as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet. Given the above, the management determined that to the extent funds are available, shares of the Company’s redeemable equity should be reported as temporary equity. Accordingly, as of March 31, 2023, 21,487,039 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective. Our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities Exchange Commission (the “SEC”) on March 30, 2023. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

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

WAVERLEY CAPITAL ACQUISITION CORP. 1

Date: May 11, 2023	By:	/s/ Daniel Leff
		Name:	Daniel Leff
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Alan Henricks
		Name:	Alan Henricks
		Title:	Chief Financial Officer (Principal Financial Officer)